Form 10-Q
period 2021-06-30
FTAC Parnassus Acquisition Corp.
filed 2021-08-16
CIK 1839972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021, 25,690,000 shares of Class A common stock, par value $0.0001 per share, and 8,563,333 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FTAC PARNASSUS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$1,271,518	$-
Prepaid expenses	439,575	-
Total current assets	1,711,093	-
Deferred offering costs associated with initial public offering	-	5,785
Stock subscription receivable	-	25,000
Investments held in Trust Account	250,007,261	-
Total Assets	$251,718,354	$30,785

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$-	$503
Accrued expenses	89,334	6,785
Franchise tax payable	97,584	-
Total current liabilities	186,918	7,288
Derivative warrant liabilities	7,194,530	-
Deferred underwriting commissions	10,600,000	-
Total liabilities	17,981,448	7,288

Commitments and Contingencies

Class A common stock, $0.0001 par value; 22,873,690 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	228,736,900	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 2,816,310 and -0- shares issued and outstanding (excluding 22,873,690 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	282	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,563,333 and 8,663,333 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	856	866
Additional paid-in capital	4,272,267	24,134
Retained earnings (accumulated deficit)	726,601	(1,503)
Total stockholders’ equity	5,000,006	23,497
Total Liabilities and Stockholders’ Equity	$251,718,354	$30,785

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$265,849	$294,373
General and administrative expenses - related party	60,000	80,000
Franchise tax	49,315	97,584
Loss from operations	(375,164)	(471,957)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,392,250	1,715,100
Offering costs associated with derivative warrant liabilities	-	(522,300)
Income from investments held in Trust Account	6,233	7,261
Income before income tax	1,023,319	728,104
Income tax expense	-	-
Net Income	$1,023,319	$728,104

Weighted average shares outstanding of redeemable Class A common stock	25,000,000	25,000,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.00
Weighted average shares outstanding of non-redeemable Class A and Class B common stock	9,253,333	8,562,394
Basic and diluted net income per share, non-redeemable Class A and Class B common stock	$0.11	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2021 (Unaudited)

						Retained
	Common Stock				Additional	Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	-	$-	8,663,333	$866	$24,134	$(1,503)	$23,497
Sale of units in initial public offering, less fair value of derivative warrant liabilities	25,000,000	2,500	-	-	241,372,500	-	241,375,000
Sale of private placement units, less fair value of derivative warrant liabilities	690,000	69	-	-	6,615,301	-	6,615,370
Offering costs	-	-	-	-	(15,005,066)	-	(15,005,066)
Forfeiture of Class B common stock	-	-	(100,000)	(10)	10	-	-
Class A common stock subject to possible redemption	(22,771,358)	(2,277)	-	-	(227,711,303)	-	(227,713,580)
Net loss	-	-	-	-	-	(295,215)	(295,215)
Balance - March 31, 2021 (Unaudited)	2,918,642	292	8,563,333	856	5,295,576	(296,718)	5,000,006
Class A common stock subject to possible redemption	(102,332)	(10)	-	-	(1,023,309)	-	(1,023,319)
Net income	-	-	-	-	-	1,023,319	1,023,319
Balance - June 30, 2021 (Unaudited)	2,816,310	$282	8,563,333	$856	$4,272,267	$726,601	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$728,104
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,715,100)
Offering costs - derivative warrant liabilities	522,300
Income from investments held in Trust Account	(7,261)
General and administrative expenses paid by related party under promissory note	875
Changes in operating assets and liabilities:
Prepaid expenses	(439,575)
Accounts payable	(503)
Accrued expenses	18,334
Franchise tax payable	97,584
Net cash used in operating activities	(795,242)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from stock subscription receivable	25,000
Repayment of note payable to related party	(66,928)
Proceeds received from initial public offering	250,000,000
Proceeds received from private placement	6,900,000
Offering costs paid	(4,791,312)
Net cash provided by financing activities	252,066,760

Net change in cash	1,271,518

Cash - beginning of the period	-
Cash - end of the period	$1,271,518

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$64,215
Offering costs paid by related party under promissory note	$66,053
Deferred underwriting commissions in connection with the initial public offering	$10,600,000
Initial value of Class A common stock subject to possible redemption	$227,445,530
Change in value of Class A common stock subject to possible redemption	$1,291,370

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 18, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A common stock subject to redemption were recorded at redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $1.6 million (not taking into account approximately $98,000 in tax obligations that may be paid using investment income classified in the Trust Account).

The Company’s liquidity needs through June 30, 2021 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 16, 2021. Subsequent to the repayment, the facility was no longer available to the Company. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the SEC on March 15, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 22,873,690 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. As of December 31, 2020, there were no shares of Class A common stock subject to possible redemption.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A common stock, by the weighted average number of non-redeemable Class A and Class B common stock outstanding for the periods. Non-redeemable Class A common stock includes shares sold in the Private Placement Units and Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is contingent upon the occurrence of future events.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

Redeemable Class A common stock
Numerator: Income allocable to redeemable Class A common stock
Income from investments held in Trust Account	$6,233	$7,261
Less: Company’s portion available to be withdrawn to pay taxes	(6,233)	(7,261)
Net income attributable to redeemable Class A common stock	$-	$-
Denominator: Weighted average redeemable Class A common stock
Basic and diluted weighted average shares outstanding, redeemable Class A common stock	25,000,000	25,000,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.00

Non-redeemable Class A and Class B common stock
Numerator: Net income (loss) minus net income allocable to redeemable Class A common stock
Net income (loss)	$1,023,319	$728,104
Net income allocable to redeemable Class A common stock	-	-
Net income (loss) attributable to non-redeemable Class A and Class B common stock	$1,023,319	$728,104
Denominator: weighted average non-redeemable Class A and Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	9,253,333	8,562,394
Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$0.11	$0.09

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets of $97,902 and $316, respectively, with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Each Unit consists of one share of Class A common stock and one-fourth of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

Note 4 — Related Party Transactions

Founder Shares

On December 28, 2020, the Company issued an aggregate of 1,000 shares of common stock to the Sponsor for an aggregate purchase price of $25,000 which was subsequently paid by the Sponsor on January 22, 2021. On January 15, 2021, the Company effected a 5,905-for-1 stock split, and on January 27, 2021, the Company effected a stock dividend of 1.46711821 shares of Class B common stock for each share of Class B common stock outstanding prior to the dividend. All shares and share amount were retroactively restated to reflect the stock split, resulting in 8,663,333 shares of Class B common stock being held by the Sponsor (the “Founder Shares”). The 8,663,333 Founder Shares include an aggregate of up to 1,100,000 shares of Class B common stock which were subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment option was not exercised in full or in part, so that the Founder Shares would represent 25% of the Company’s aggregate Founder Shares, Placement Shares and issued and outstanding Public Shares after the Initial Public Offering. Additionally, upon consummation of the Business Combination, the Sponsor will transfer 1,380,000 Founder Shares to Millennium for the same price originally paid for such shares. On March 16, 2021, the underwriter partially exercised the over-allotment option to purchase 3,000,000 additional Units and forfeited the remainder of its option; thus, an aggregate of 100,000 Founder Shares were forfeited and cancelled by the Company, resulting in 8,563,333 Founder Shares outstanding.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note

On January 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note was non-interest bearing and payable upon the closing date of the Initial Public Offering. The Company borrowed approximately $67,000 under the Note and repaid the Note in full on March 16, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

Working Capital Loans

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would be paid upon consummation of the initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of the Working Capital Loans may be converted upon consummation of the Business Combination into additional private placement units at a conversion price of $10.00 per share. Such private placement units will be issued on substantially identical terms to the Private Placement Units to be issued at the closing of the Initial Public Offering. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. On June 8, 2021, the administrative services agreement was amended and restated to increase the monthly charge from $20,000 to $27,500. For the three and six months ended June 30, 2021, the Company incurred expenses of $60,000 and $80,000 under this agreement, respectively. As of June 30, 2021 and December 31, 2020, the Company had no balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 2,816,310 shares of Class A common stock outstanding, excluding 22,873,690 shares of Class A common stock subject to possible redemption, that were classified as temporary equity in the accompanying condensed balance sheets. At December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 8,563,333 and 8,663,333 shares of Class B common stock issued and outstanding, respectively (see Note 4).

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as described below or as required by law.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Warrants

As of June 30, 2021, the Company had 6,250,000 Public Warrants and 172,500 Private Placement Warrants outstanding. There were no warrants outstanding at December 31, 2020.

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

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise for cash of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt from the registration or qualifications requirements of the securities laws of the state of residence of the registered holder of the warrants. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants has not been declared effective by the end of 60 business days following the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$250,007,261	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$6,937,500	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$257,030

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public and Private Placement Warrants has been estimated using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public and Private Placement Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public and Private Placement Warrants. The term to expiration was calculated as the contractual term of the Public and Private Placement Warrants, assuming one year to a Business Combination from the IPO date. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	Initial Fair Value	March 31, 2021	June 30, 2021
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.75	$9.60	$9.76
Volatility	25.0% - 27.5%	25.0% - 27.5%	25.2%
Term (years)	5.5	5.5	5.5
Risk-free rate	0.90%	1.00%	1.00%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	8,909,630
Change in fair value of derivative warrant liabilities	(322,850)
Derivative warrant liabilities at March 31, 2021	8,586,780
Transfer of Public Warrants to Level 1	(8,312,500)
Change in fair value of derivative warrant liabilities	(17,250)
Derivative warrant liabilities at June 30, 2021	$257,030

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.3 million in our operating bank account and working capital of approximately $1.6 million (not taking into account approximately $98,000 in tax obligations that may be paid using investment income classified in the Trust Account).

Our liquidity needs prior to the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4 to the unaudited interim condensed financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 16, 2021. Subsequent to the repayment, the facility was no longer available to us. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4 to the unaudited interim condensed financial statements). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended June 30, 2021, we had net income of approximately $1,023,000, which consisted of approximately $1,392,000 non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $6,000 of income from investments held in trust account, offset by approximately $326,000 in general and administrative expenses and approximately $49,000 in franchise tax.

For the six months ended June 30, 2021, we had net income of approximately $728,000, which consisted of approximately $1,715,000 non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $7,000 of income from investments held in trust account, offset by approximately $374,000 in general and administrative expenses, and approximately $98,000 in franchise tax, and approximately $522,000 in offering costs associated with derivative warrant liabilities.

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

We incurred approximately $60,000 and $80,000 related to this agreement in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively. We did not have an outstanding balance related to this agreement as of June 30, 2021 and December 31, 2020.

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

Critical Accounting Policies

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 22,873,690 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. As of December 31, 2020, there were no shares of Class A common stock subject to possible redemption.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A common stock, by the weighted average number of non-redeemable Class A and Class B common stock outstanding for the periods. Non-redeemable Class A common stock includes shares sold in the Private Placement Units and Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is contingent upon the occurrence of future events.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 9, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 15, 2021 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 9, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

In connection with the Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2021	FTAC PARNASSUS ACQUISITION CORP.

	By:	/s/ Ryan M. Gilbert
	Name:	Ryan M. Gilbert
	Title:	Chief Executive Officer