Form 10-Q
period 2021-09-30
FTAC Parnassus Acquisition Corp.
filed 2021-11-12
CIK 1839972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 25,690,000 shares of Class A common stock, par value $0.0001 per share, and 8,563,333 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FTAC PARNASSUS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$1,063,491	$-
Prepaid expenses	369,408	-
Total current assets	1,432,899	-
Deferred offering costs associated with initial public offering	-	5,785
Stock subscription receivable	-	25,000
Investments held in Trust Account	250,013,563	-
Total Assets	$251,446,462	$30,785

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit):
Current liabilities:
Accounts payable	$-	$503
Accrued expenses	77,500	6,785
Franchise tax payable	147,447	-
Total current liabilities	224,947	7,288
Derivative warrant liabilities	6,371,680	-
Deferred underwriting commissions	10,600,000	-
Total liabilities	17,196,627	7,288

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 and -0- shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	250,000,000	-

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 690,000 and -0- non-redeemable shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	69	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,563,333 and 8,663,333 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	856	866
Additional paid-in capital	-	24,134
Accumulated deficit	(15,751,090)	(1,503)
Total stockholders' equity (deficit)	(15,750,165)	23,497
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$251,446,462	$30,785

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$183,860	$478,233
General and administrative expenses - related party	82,500	162,500
Franchise tax	49,863	147,447
Loss from operations	(316,223)	(788,180)
Other income (expense)
Change in fair value of derivative warrant liabilities	822,850	2,537,950
Offering costs associated with derivative warrant liabilities	-	(522,300)
Income from investments held in Trust Account	6,302	13,563
Income before income tax	512,929	1,241,033
Net income	$512,929	$1,241,033

Weighted average number of shares outstanding of Class A common stock	25,690,000	18,726,410
Basic and diluted net income per share, Class A common stock	$0.01	$0.05
Weighted average number of shares outstanding of Class B common stock	8,563,333	8,292,271
Basic and diluted net income per share, Class B common stock	$0.01	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021

(Unaudited)

	Common Stock				Additional		Total Stockholders'
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	8,663,333	$866	$24,134	$(1,503)	$23,497
Sale of private placement units, less fair value of derivative warrant liabilities	690,000	69	-	-	6,615,301	-	6,615,370
Forfeiture of Class B common stock	-	-	(100,000)	(10)	10	-	-
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(6,639,445)	(16,990,620)	(23,630,065)
Net loss	-	-	-	-	-	(295,215)	(295,215)
Balance - March 31, 2021 (Unaudited)	690,000	69	8,563,333	856	-	(17,287,338)	(17,286,413)
Net income	-	-	-	-	-	1,023,319	1,023,319
Balance - June 30, 2021 (Unaudited)	690,000	69	8,563,333	856	-	(16,264,019)	(16,263,094)
Net income	-	-	-	-	-	512,929	512,929
Balance - September 30, 2021 (Unaudited)	690,000	$69	8,563,333	$856	$-	$(15,751,090)	$(15,750,165)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For The Nine Months Ended September 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,241,033
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,537,950)
Offering costs - derivative warrant liabilities	522,300
Income from investments held in Trust Account	(13,563)
General and administrative expenses paid by related party under promissory note	875
Changes in operating assets and liabilities:
Prepaid expenses	(369,408)
Accounts payable	(503)
Accrued expenses	6,499
Franchise tax payable	147,447
Net cash used in operating activities	(1,003,270)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from stock subscription receivable	25,000
Repayment of note payable to related party	(66,927)
Proceeds received from initial public offering	250,000,000
Proceeds received from private placement	6,900,000
Offering costs paid	(4,791,312)
Net cash provided by financing activities	252,066,761

Net change in cash	1,063,491

Cash - beginning of the period	-
Cash - end of the period	$1,063,491

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$64,215
Offering costs paid by related party under promissory note	$66,053
Deferred underwriting commissions in connection with the initial public offering	$10,600,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 18, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $250.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act and that invest only in direct U.S. government obligations, until the earlier of: (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination within 24 months from the consummation of the Initial Public Offering, or March 16, 2023 (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company.

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

The Company will also provide the Public Stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete an initial Business Combination within the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. There will be no redemption rights with respect to the Company’s warrants in connection with a stockholder vote to approve such an amendment to the Company’s Amended and Restated Certificate of Incorporation. Notwithstanding the foregoing, the Company may not redeem shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Insiders have agreed to vote any Founder Shares, any Placement Shares and any Public Shares held by them in favor of any such amendment.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Insiders and Millennium agreed to waive their redemption rights with respect to any Founder Shares and Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. The representative agreed to waive its rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced to below $10.00 per share by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.1 million in its operating bank account and working capital of approximately $1.4 million.

The Company’s liquidity needs through September 30, 2021 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 16, 2021. Subsequent to the repayment, the facility was no longer available to the Company. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, or any future period

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the SEC on March 15, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.0 million in additional paid-in capital and an increase of approximately $18.6 million to accumulated deficit, as well as a reclassification of 1,364,484 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections issued by the FASB and Staff Accounting Bulletin 99, “Materiality” (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021 and June 30, 2021, is a reclassification of $22.3 million and $21.3 million, respectively, from accumulated deficit to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, net income (loss), ornet income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities which are presented at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, the Company issued 690,000 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheet. Excluding the Private Placement Shares, the Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 25,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. There were no Class A shares issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering and the over-allotment option, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 21,620,000 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$384,697	$128,232	$860,149	$380,884

Denominator:
Basic and diluted weighted average shares outstanding	25,690,000	8,563,333	18,726,410	8,292,271
Basic and diluted net income (loss) per share	$0.01	$0.01	$0.05	$0.05

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had a full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method of transition. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

Founder Shares

On December 28, 2020, the Company issued an aggregate of 1,000 shares of common stock to the Sponsor for an aggregate purchase price of $25,000 which was subsequently paid by the Sponsor on January 22, 2021. On January 15, 2021, the Company effected a 5,905-for-1 stock split, and on January 27, 2021, the Company effected a stock dividend of 1.46711821 shares of Class B common stock for each share of Class B common stock outstanding prior to the dividend. All shares and share amount were retroactively restated to reflect the stock split, resulting in 8,663,333 shares of Class B common stock being held by the Sponsor (the “Founder Shares”). The 8,663,333 Founder Shares included an aggregate of up to 1,100,000 shares of Class B common stock which were subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment option was not exercised in full or in part, so that the Founder Shares would represent 25% of the Company’s aggregate Founder Shares, Placement Shares and issued and outstanding Public Shares after the Initial Public Offering. Additionally, upon consummation of the Business Combination, the Sponsor will transfer 1,380,000 Founder Shares to Millennium for the same price originally paid for such shares. On March 16, 2021, the underwriter partially exercised the over-allotment option to purchase 3,000,000 additional Units and forfeited the remainder of its option; thus, an aggregate of 100,000 Founder Shares were forfeited and cancelled by the Company, resulting in 8,563,333 Founder Shares issued and outstanding.

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

Working Capital Loans

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would be paid upon consummation of the initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of the Working Capital Loans may be converted upon consummation of the Business Combination into additional private placement units at a conversion price of $10.00 per share. Such private placement units will be issued on substantially identical terms to the Private Placement Units issued at the closing of the Initial Public Offering. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. On June 8, 2021, the administrative services agreement was amended and restated to increase the monthly charge from $20,000 to $27,500. For the three and nine months ended September 30, 2021, the Company incurred expenses of $82,500 and $162,500 under this agreement, respectively. As of September 30, 2021 and December 31, 2020, the Company had no balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or the warrants issued as part of the units upon conversion of the Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, the holders will have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company would not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,300,000 additional Units to cover overallotments at the Initial Public Offering price, less the underwriting discounts and commissions. On March 16, 2021, the underwriter partially exercised the over-allotment option to purchase 3,000,000 Public Shares and forfeited the remainder of its option.

The underwriter was entitled to a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4.4 million. In addition, the underwriter was entitled to a deferred fee of (i) 4. 0% of the gross proceeds of the initial 22,000,000 Units sold in the Initial Public Offering, and (ii) 6.0% of the gross proceeds from the 3,000,000 Over-Allotment Units, for an aggregate of $10.6 million. The deferred fee will become payable to the representative from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 25,690,000 shares of Class A common stock outstanding, of which 25,000,000 were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets. There were no shares of Class A common stock issued or outstanding as of December 31, 2020.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$250,000,000
Less:
Fair value of Public Warrants at issuance	(8,625,000)
Offering costs allocated to Class A common stock subject to possible redemption	(15,005,065)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,630,065
Class A common stock subject to possible redemption	$250,000,000

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 25,690,000 shares of Class A common stock issue and outstanding, of which 25,000,000 shares were subject to possible redemption and are classified as temporary equity (see Note 6). As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 8,563,333 and 8,663,333 shares of Class B common stock issued and outstanding, respectively (see Note 4).

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

Note 8 - Warrants

As of September 30, 2021, the Company had 6,250,000 Public Warrants and 172,500 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$250,013,563	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$6,125,000	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$246,680

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a binomial lattice model and the Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a binomial lattice model and Black-Scholes option pricing model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public and Private Placement Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public and Private Placement Warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	Initial Fair Value	September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.75	$9.73 - $9.75
Volatility	25.0% - 27.5%	18.3%
Term (years)	5.5	5.5
Risk-free rate	0.90%	0.9% - 1.1%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	8,909,630
Change in fair value of derivative warrant liabilities	(322,850)
Derivative warrant liabilities at March 31, 2021 (level 3)	8,586,780
Transfer of Public Warrants to Level 1	(8,312,500)
Change in fair value of derivative warrant liabilities	(17,250)
Derivative warrant liabilities at June 30, 2021 (level 3)	257,030
Change in fair value of derivative warrant liabilities	(10,350)
Derivative warrant liabilities at September 30, 2021 (level 3)	$246,680

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet and up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Upon the closing of the Initial Public Offering and the Private Placement, $250.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act and that invest only in direct U.S. government obligations, until the earlier of: (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination within 24 months from the consummation of the Initial Public Offering, or March 16, 2023 (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay our tax obligations, if we are unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation.

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.1 million in our operating bank account and working capital of approximately $1.4 million (not taking into account approximately $147,000 in tax obligations that may be paid using investment income classified in the Trust Account).

Our liquidity needs prior to the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4 to the unaudited interim condensed financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 16, 2021. Subsequent to the repayment, the facility was no longer available to us. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4 to the unaudited interim condensed financial statements). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended September 30, 2021, we had net income of approximately $513,000, which consisted of approximately $823,000 non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $6,000 of income from investments held in trust account, offset by approximately $266,000 in general and administrative expenses and approximately $50,000 in franchise tax.

For the nine months ended September 30, 2021, we had net income of approximately $1,241,000, which consisted of approximately $2,538,000 of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $14,000 of income from investments held in trust account, offset by approximately $641,000 in general and administrative expenses, and approximately $147,000 in franchise tax, and approximately $522,000 in offering costs associated with derivative warrant liabilities.

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

We incurred approximately $82,500 and $162,500 related to this agreement in the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively. We did not have an outstanding balance related to this agreement as of September 30, 2021 and December 31, 2020.

Registration Rights

The holders of the Founder Shares, Private Placement Units (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or the warrants issued as part of the units upon conversion of the Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities for sale under the Securities Act. In addition, the holders will have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we would not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, the Company issued 690,000 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheet. Excluding the Private Placement Shares, our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 25,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. There were no Class A shares issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering and the over-allotment option, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit (see note 2)

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 21,620,000 Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method of transition. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In connection with our management's assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and stockholders' equity on our balance sheet as well as a material misstatement of our net income within our statement of operations.

During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management's evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 15, 2021 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 9, 2021, except for the below risk factors. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As a result, included on our condensed balance sheet as of March 31, 2021 are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

In connection with the Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 12, 2021	FTAC PARNASSUS ACQUISITION CORP.

	By:	/s/ Ryan M. Gilbert
	Name:	Ryan M. Gilbert
	Title:	Chief Executive Officer