Form 10-Q/A
period 2021-09-30
FTAC Parnassus Acquisition Corp.
filed 2021-12-09
CIK 1839972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to FTAC Parnassus Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of FTAC Parnassus Acquisition Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021.

On November 12, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Revision of Previously Issued Financial Statements (“Note 2”), that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on March 16, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previous financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is quantitatively material and it should restate its previously issued financial statements.

Therefore, on December 2, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of March 16, 2021 (the “Post IPO Balance Sheet”), filed with the SEC on March 22, 2021, as amended as set forth in the Q1 Form 10-Q, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 9, 2021 (the “Q1 Form 10-Q”); (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (iv) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Q3 Form 10-Q (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.

The changes will have no impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

FTAC PARNASSUS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$1,063,491	$-
Prepaid expenses	369,408	-
Total current assets	1,432,899	-
Deferred offering costs associated with initial public offering	-	5,785
Stock subscription receivable	-	25,000
Investments held in Trust Account	250,013,563	-
Total Assets	$251,446,462	$30,785

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$-	$503
Accrued expenses	77,500	6,785
Franchise tax payable	147,447	-
Total current liabilities	224,947	7,288
Derivative warrant liabilities	6,371,680	-
Deferred underwriting commissions	10,600,000	-
Total liabilities	17,196,627	7,288

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 and -0- shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	250,000,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 690,000 and -0- non-redeemable shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	69	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,563,333 and 8,663,333 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	856	866
Additional paid-in capital	-	24,134
Accumulated deficit	(15,751,090)	(1,503)
Total stockholders’ equity (deficit)	(15,750,165)	23,497
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$251,446,462	$30,785

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$183,860	$478,233
General and administrative expenses - related party	82,500	162,500
Franchise tax	49,863	147,447
Loss from operations	(316,223)	(788,180)
Other income (expense)
Change in fair value of derivative warrant liabilities	822,850	2,537,950
Offering costs associated with derivative warrant liabilities	-	(522,300)
Income from investments held in Trust Account	6,302	13,563
Income before income tax	512,929	1,241,033
Net income	$512,929	$1,241,033

Weighted average number of shares outstanding of Class A common stock	25,690,000	18,726,410
Basic and diluted net income per share, Class A common stock	$0.01	$0.05
Weighted average number of shares outstanding of Class B common stock	8,563,333	8,292,271
Basic and diluted net income per share, Class B common stock	$0.01	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021

(Unaudited)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	8,663,333	$866	$24,134	$(1,503)	$23,497
Sale of private placement units, less fair value of derivative warrant liabilities	690,000	69	-	-	6,615,301	-	6,615,370
Forfeiture of Class B common stock	-	-	(100,000)	(10)	10	-	-
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(6,639,445)	(16,990,620)	(23,630,065)
Net loss	-	-	-	-	-	(295,215)	(295,215)
Balance - March 31, 2021 (Unaudited), as restated, see Note 2	690,000	69	8,563,333	856	-	(17,287,338)	(17,286,413)
Net income	-	-	-	-	-	1,023,319	1,023,319
Balance - June 30, 2021 (Unaudited), as restated, see Note 2	690,000	69	8,563,333	856	-	(16,264,019)	(16,263,094)
Net income	-	-	-	-	-	512,929	512,929
Balance - September 30, 2021 (Unaudited)	690,000	$69	8,563,333	$856	$-	$(15,751,090)	$(15,750,165)

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (as restated)

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

Restatement of Previously Reported Financial Statements

In connection with the change in presentation of Class A common stock subject to possible redemption, the Company concluded it should restate its previously issued financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on March 22, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet and the Affected Quarterly Periods should be restated to present all Public Shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report. The previously presented Post-IPO Balance Sheet and Affected Quarterly Periods should no longer be relied upon.

The impact of the restatement on the Post-IPO Balance Sheet and financial statements for the Affected Quarterly Periods is presented below.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the carrying value of the Class A common stock subject to possible redemption in the Post-IPO Balance Sheet resulted in a reclassification of approximately 1.4 million shares of Class A common stock from permanent equity to temporary equity. The impact of the revision to the Post-IPO Balance Sheet is as follows:

As of March 16, 2021:	As Previously Reported	Adjustment	As Restated
Total assets	$252,088,420	$-	$252,088,420
Total liabilities	$19,642,883	$-	$19,642,883
Class A common stock subject to possible redemption	227,445,535	22,554,465	250,000,000
Preferred stock	-	-	-
Class A common stock	205	(136)	69
Class B common stock	856	-	856
Additional paid-in capital	5,041,413	(5,041,413)	-
Accumulated deficit	(42,472)	(17,512,916)	(17,555,388)
Total stockholders’ equity (deficit)	$5,000,002	$(22,554,465)	$(17,554,463)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$252,088,420	$-	$252,088,420

The change in the carrying value of the Class A common stock subject to possible redemption as of March 31, 2021 resulted in a reclassification of approximately 2.2 million shares of Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$252,046,129	$-	$252,046,129
Total liabilities	$19,332,543	$-	$19,332,543
Class A common stock subject to possible redemption	227,713,580	22,286,420	250,000,000
Preferred stock	-	-	-
Class A common stock	292	(223)	69
Class B common stock	856	-	856
Additional paid-in capital	5,295,576	(5,295,576)	-
Accumulated deficit	(296,718)	(16,990,621)	(17,287,339)
Total stockholders’ equity (deficit)	$5,000,006	$(22,286,420)	$(17,286,414)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$252,046,129	$-	$252,046,129

The Company’s unaudited statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the three months ended March 31, 2021:

For the three months ended March 31, 2021 (unaudited)

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption as revised	$227,445,530	$(227,445,530)	$-
Change in value of Class A common stock subject to possible redemption	$268,050	$(268,050)	$-

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the carrying value of the Class A common stock subject to possible redemption as of June 30, 2021 resulted in a reclassification of approximately 2.1 million shares of Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$251,718,354	$-	$251,718,354
Total liabilities	$17,981,448	$-	$17,981,448
Class A common stock subject to possible redemption	228,736,900	21,263,100	250,000,000
Preferred stock	-	-	-
Class A common stock	282	(213)	69
Class B common stock	856	-	856
Additional paid-in capital	4,272,267	(4,272,267)	-
Retained earnings (accumulated deficit)	726,601	(16,990,620)	(16,264,019)
Total stockholders’ equity (deficit)	$5,000,006	$(21,263,100)	$(16,263,094)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$251,718,354	$-	$251,718,354

The Company’s unaudited statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the six months ended June 30, 2021:

For the six months ended June 30, 2021 (unaudited)

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption as revised	$227,445,530	$(227,445,530)	$-
Change in value of Class A common stock subject to possible redemption	$1,291,370	$(1,291,370)	$-

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A common stock
	As Previously Reported (1)	Adjustment	As Restated
For the three months ended March 31, 2021 (unaudited)
Net loss	$(295,215)	$-	$(295,215)
Weighted average shares outstanding	25,000,000	(20,432,889)	4,567,111
Basic and diluted loss per share	$0.00	$(0.02)	$(0.02)
For the three months ended June 30, 2021 (unaudited)
Net income	$1,023,319	$-	$1,023,319
Weighted average shares outstanding	25,000,000	690,000	25,690,000
Basic and diluted income per share	$0.00	$0.03	$0.03
For the six months ended June 30, 2021 (unaudited)
Net income	$728,104	$-	$728,104
Weighted average shares outstanding	25,000,000	(9,813,094)	15,186,906
Basic and diluted income per share	$0.00	$0.03	$0.03

(1)	- The weighted average shares outstanding for Class A common stock had previously been presented separately for redeemable and non-redeemable Class A common stock. As such, the reported amount being disclosed here only shows the weighted average shares outstanding for redeemable Class A common stock and does not include 690,000 shares of non redeemable Class A common stock.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Earnings Per Share for Class B common stock
	As Previously Reported (1)	Adjustment	As Restated
For the three months ended March 31, 2021 (unaudited)
Net loss	$(295,215)	$-	$(295,215)
Weighted average shares outstanding	7,863,777	(122,666)	7,741,111
Basic and diluted loss per share	$(0.04)	$0.02	$(0.02)
For the three months ended June 30, 2021 (unaudited)
Net income	$1,023,319	$-	$1,023,319
Weighted average shares outstanding	9,253,333	(690,000)	8,563,333
Basic and diluted income per share	$0.11	$(0.08)	$0.03
For the six months ended June 30, 2021 (unaudited)
Net income	$728,104	$-	$728,104
Weighted average shares outstanding	8,562,394	(407,901)	8,154,493
Basic and diluted income per share	$0.09	$(0.06)	$0.03

(1)	- The weighted average shares outstanding for Class B common stock had previously been presented to include non-redeemable Class A common stock and Class B common stock.

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

Effective with the closing of the Initial Public Offering and the over-allotment option, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit (see note 2).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 16, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for the improper valuation of our Class A common stock subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the improper valuation of our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Dated: December 8, 2021	FTAC PARNASSUS ACQUISITION CORP.

	By:	/s/ Ryan M. Gilbert
	Name:	Ryan M. Gilbert
	Title:	Chief Executive Officer