Form 10-Q
period 2022-03-31
FTAC Parnassus Acquisition Corp.
filed 2022-05-12
CIK 1839972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, 25,690,000 shares of Class A common stock, par value $0.0001 per share, and 8,563,333 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FTAC PARNASSUS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
Assets:	(Unaudited)
Current assets:
Cash	$403,681	$811,005
Prepaid expenses	294,622	299,803
Total current assets	698,303	1,110,808

Investments held in Trust Account	250,042,153	250,019,865
Total Assets	$250,740,456	$251,130,673

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accrued expenses	$120,914	$87,208
Franchise tax payable	50,000	161,762
Total current liabilities	170,914	248,970

Derivative warrant liabilities	2,444,005	7,456,605
Deferred underwriting commissions	10,600,000	10,600,000
Total liabilities	13,214,919	18,305,575

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	250,000,000	250,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 690,000 non-redeemable shares issued and outstanding as of March 31, 2022 and December 31, 2021	69	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,563,333 shares issued and outstanding as of March 31, 2022 and December 31, 2021	856	856
Additional paid-in capital	—	—
Accumulated deficit	(12,475,388)	(17,175,827)
Total Stockholders’ Deficit	(12,474,463)	(17,174,902)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$250,740,456	$251,130,673

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)

General and administrative expenses	$334,449	$96,793
Loss from operations	(334,449)	(96,793)

Other income (expense):
Change in fair value of derivative warrant liabilities	5,012,600	322,850
Offering costs associated with derivative warrant liabilities	—	(522,300)
Interest earned on investments held in Trust Account	22,288	1,028
Total Other income (expense), net	5,034,888	(198,422)

Net income (loss)	$4,700,439	$(295,215)

Weighted average number of shares outstanding of Class A common stock	25,690,000	4,567,111
Basic and diluted net income (loss) per share, Class A common stock	$0.14	$(0.02)
Weighted average number of shares outstanding of Class B common stock	8,563,333	7,741,111
Basic and diluted net income (loss) per share, Class B common stock	$0.14	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	690,000	$69	8,563,333	$856	$—	$(17,175,827)	$(17,174,902)
Net income	—	—	—	—	—	4,700,439	4,700,439
Balance – March 31, 2022 (Unaudited)	690,000	$69	8,563,333	$856	$—	$(12,475,388)	$(12,474,463)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	—	$—	8,663,333	$866	$24,134	$(1,503)	$23,497
Sale of private placement units, less fair value of derivative warrant liabilities	690,000	69	—	—	6,615,301	—	6,615,370
Forfeiture of Class B common stock	—	—	(100,000)	(10)	10	—	—
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(6,639,445)	(16,990,621)	(23,630,066)
Net loss	—	—	—	—	—	(295,215)	(295,215)
Balance – March 31, 2021 (Unaudited)	690,000	$69	8,563,333	$856	$—	$(17,287,339)	$(17,286,414)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,700,439	$(295,215)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(22,288)	(1,028)
Change in fair value of derivative warrant liabilities	(5,012,600)	(322,850)
Offering costs associated with derivative warrant liabilities	—	522,300
General and administrative expenses paid by related party under promissory note	—	875
Changes in operating assets and liabilities:
Prepaid expenses	5,181	(510,153)
Franchise tax payable	(111,762)	48,269
Accrued expenses	33,706	3,331
Net cash used in operating activities	(407,324)	(554,471)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from stock subscription receivable	—	25,000
Repayment of note payable to related party	—	(66,928)
Proceeds received from Initial Public Offering, gross	—	250,000,000
Proceeds received from Private Placement	—	6,900,000
Offering costs paid	—	(4,768,653)
Net cash provided by financing activities	—	252,089,419

Net Change in Cash	(407,324)	1,534,948
Cash – Beginning of period	811,005	—
Cash – End of period	$403,681	$1,534,948

Non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$92,660
Offering costs paid by related party under promissory note	$—	$66,053
Reversal of accrued offering costs	$—	$5,785
Deferred underwriting commissions in connection with Initial Public Offering	$—	$10,600,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and certain of the proceeds of the Private Placement.

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

Upon the closing of the Initial Public Offering and the Private Placement, $250.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act and that invest only in direct U.S. government obligations, until the earlier of (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination within 24 months from the consummation of the Initial Public Offering, or March 16, 2023 (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company.

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

The Company will provide holders of the Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A common stock subject to redemption were recorded at redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Company will have until the expiration of the Combination Period to consummate its initial Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the Trust Account not previously released to the Company to pay its tax obligations and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $0.4 million in its operating bank account and working capital of approximately $0.5 million.

The Company’s liquidity needs through March 31, 2022 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 16, 2021. Subsequent to the repayment, the facility was no longer available to the Company. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 16, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination by close of business on March 16, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 16, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2022.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in the Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. Upon the closing of the Initial Public Offering and the Private Placement, $250 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021 were based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2022 and December 31, 2021 were determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, the Company issued 690,000 shares of Class A common stock to the Sponsor and Millennium (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s March 31, 2022 condensed balance sheet. Excluding the Private Placement Shares, the Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 25,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Effective with the closing of the Initial Public Offering and the over-allotment option, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Common Share

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

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 6,422,500 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three months ended March 31, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$3,525,329	$1,175,110	$(109,543)	$(185,672)

Denominator:
Basic and diluted weighted average shares outstanding	25,690,000	8,563,333	4,567,111	7,741,111
Basic and diluted net income (loss) per common share	$0.14	$0.14	$(0.02)	$(0.02)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On December 28, 2020, the Company issued an aggregate of 1,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 which was subsequently paid by the Sponsor on January 22, 2021. On January 15, 2021, the Company effected a 5,905-for-1 stock split, and on January 27, 2021, the Company effected a stock dividend of 1.46711821 shares of Class B common stock for each share of Class B common stock outstanding prior to the dividend. All shares and share amounts were retroactively restated to reflect the stock split, resulting in 8,663,333 shares of Class B common stock being held by the Sponsor (the “Founder Shares”). The 8,663,333 Founder Shares included an aggregate of up to 1,100,000 shares of Class B common stock which were subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment option was not exercised in full or in part, so that the Founder Shares would represent 25% of the Company’s aggregate Founder Shares, Placement Shares and issued and outstanding Public Shares after the Initial Public Offering. Additionally, upon consummation of the Business Combination, the Sponsor will transfer 1,380,000 Founder Shares to Millennium for the same price originally paid for such shares. On March 16, 2021, the underwriter partially exercised the over-allotment option to purchase 3,000,000 additional Units and forfeited the remainder of its option; thus, an aggregate of 100,000 Founder Shares were forfeited and cancelled by the Company, resulting in 8,563,333 Founder Shares issued and outstanding.

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

Each Private Placement Unit consists of one share of Class A common stock and one-fourth of one warrant (the “Private Placement Warrant”). Each whole Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would be paid upon consummation of the initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of the Working Capital Loans may be converted upon consummation of the Business Combination into additional private placement units at a conversion price of $10.00 per unit. Such private placement units will be issued on substantially identical terms to the Private Placement Units issued at the closing of the Initial Public Offering. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. On June 8, 2021, the administrative services agreement was amended and restated to increase the monthly charge from $20,000 to $27,500. For the three months ended March 31, 2022 and 2021, the Company incurred and paid expenses of $82,500 and $20,000 under this agreement, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

NOTE 6. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 25,690,000 shares of Class A common stock outstanding, of which 25,000,000 was subject to possible redemption and is classified outside of permanent equity in the condensed balance sheets.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 25,690,000 shares of Class A common stock issue and outstanding, of which 25,000,000 shares were subject to possible redemption and are classified as temporary equity (see Note 6).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 8,563,333 shares of Class B common stock issued and outstanding, respectively (see Note 4).

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

NOTE 8. WARRANTS

As of March 31, 2022 and December 31, 2021, the Company had 6,250,000 Public Warrants and 172,500 Private Placement Warrants outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$250,042,153	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$2,375,005	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$69,000

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$250,019,865	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$7,187,505	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$269,100

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021. There were no transfers during the three months ended March 31, 2022.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.76	$9.84
Volatility	6.7%	24.9%
Term (years)	5.5	5.5
Risk-free rate	2.4%	1.3%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022 is summarized as follows:

Derivative warrant liabilities at January 1, 2022	$269,100
Change in fair value of derivative warrant liabilities	(200,100)
Derivative warrant liabilities at March 31, 2022 (Level 3)	$69,000

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at beginning of period	$—
Issuance of Public Warrants	8,625,000
Issuance of Private Warrants	284,630
Change in fair value of derivative warrant liabilities	(322,850)
Derivative warrant liabilities at March 31, 2021 (Level 3)	$8,586,780

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Initial Public Offering) nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $4,700,439, which consisted of a $5,012,600 non-operating gain resulting from the change in fair value of derivative warrant liabilities and $22,288 of income from investments held in Trust Account, offset by $334,449 in general and administrative expenses.

For the three months ended March 31, 2021, we had a net loss of $295,215, which consisted of a $322,850 non-operating gain resulting from the change in fair value of derivative warrant liabilities and $1,028 of income from investments held in Trust Account, offset by approximately $96,793 in general and administrative expenses and $522,300 in offering costs associated with derivative warrant liabilities.

Liquidity and Capital Resources

Our liquidity needs prior to the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4 to the financial statements), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 16, 2021. Subsequent to the repayment, the facility was no longer available to us.

On March 16, 2021, we consummated the Initial Public Offering of 25,000,000 Units, which included the partial exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 690,000 Placement Units at a price of $10.00 per Placement Unit in a private placement to our Sponsor and Millennium, generating gross proceeds of $6,900,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Placement Units, a total of $250,000,000 was placed in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act and that invest only in direct U.S. government obligations. We incurred $15,527,366 in transaction costs, including $4,400,000 of underwriting fees, $10,600,000 of deferred underwriting fees and $527,366 of other offering costs.

For the three months ended March 31, 2022, cash used in operating activities was $407,324. Net income of $4,700,439 was affected by interest earned on marketable securities held in the Trust Account of $22,288 and change in fair value of warrant liabilities of $5,012,600. Changes in operating assets and liabilities used $72,875 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $554,471. Net loss of $295,215 was affected by interest earned on marketable securities held in the Trust Account of $1,028, change in fair value of warrant liabilities of $322,850, transaction costs attributable to warrant liabilities of $522,300, and general and administrative expenses paid under the promissory note of $875. Changes in operating assets and liabilities used $458,553 of cash for operating activities. We used $250,000,000 in investing activities to fund our Trust Account, and we generated $252,089,419 in financing activities from our Initial Public Offering, sale of Placement Units, which was offset by the repayment of the Promissory Notes – related party.

As of March 31, 2022, we had cash, investments and marketable securities held in the Trust Account of $250,042,153 (including $42,153 of interest). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2022, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2022, we had $403,681 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of March 31, 2022, no such loans were outstanding.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on March 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. On June 8, 2021, the administrative services agreement was amended and restated to increase the monthly charge payable from $20,000 to $27,500. For the three months ended March 31, 2022 and 2021, the Company incurred and paid expenses of $82,500 and $20,000 under this agreement, respectively.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of March 31, 2022 is based on observable listed prices for such warrants. The fair value of the Placement Warrants as of March 31, 2022 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, the Company issued 690,000 shares of Class A common stock (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheet. Excluding the Private Placement Shares, our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 25,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the placement warrants to purchase an aggregate of 6,422,500 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

We do not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended March 31, 2022.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of December 31, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs (defined below) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

In connection with the Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing and payable on the consummation of the Initial Public Offering. As of March 31, 2022, the loan balance was $0.

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the option to purchase additional Units and the Private Placement, $250,000,000 was placed in the Trust Account. These proceeds are invested in U.S. government treasury bills with a maturity of 185 days or less and or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $4.4 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriter agreed to defer $10.6 million in underwriting discounts and commissions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).(1)

(1)	Filed herewith

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 12, 2022	FTAC PARNASSUS ACQUISITION CORP.

	By:	/s/ Ryan M. Gilbert
	Name:	Ryan M. Gilbert
	Title:	Chief Executive Officer