Form 10-Q
period 2022-06-30
FTAC Parnassus Acquisition Corp.
filed 2022-08-11
CIK 1839972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 25,690,000 shares of Class A common stock, par value $0.0001 per share, and 8,563,333 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FTAC PARNASSUS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$167,517	$811,005
Prepaid expenses	219,615	299,803
Total current assets	387,132	1,110,808

Investments held in Trust Account	250,164,448	250,019,865
Total Assets	$250,551,580	$251,130,673

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accrued expenses	$27,123	$87,208
Franchise tax payable	35,315	161,762
Income Tax Payable	39,025	—
Total current liabilities	101,463	248,970

Derivative warrant liabilities	1,286,230	7,456,605
Deferred underwriting commissions	10,600,000	10,600,000
Total liabilities	11,987,693	18,305,575

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at $10.01 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	250,090,108	250,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 690,000 non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	69	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,563,333 shares issued and outstanding as of June 30, 2022 and December 31, 2021	856	856
Additional paid-in capital	—	—
Accumulated deficit	(11,527,146)	(17,175,827)
Total Stockholders’ Deficit	(11,526,221)	(17,174,902)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$250,551,580	$251,130,673

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$397,848	$375,164	$732,297	$471,957
Loss from operations	(397,848)	(375,164)	(732,297)	(471,957)

Other income (expense):
Change in fair value of derivative warrant liabilities	1,157,775	1,392,250	6,170,375	1,715,100
Offering costs associated with derivative warrant liabilities	—	—	—	(522,300)
Interest earned on investments held in Trust Account	317,448	6,233	339,736	7,261
Total Other income (expense), net	1,475,223	1,398,483	6,510,111	1,200,061

Income before provision for income taxes	1,077,375	1,023,319	5,777,814	728,104
Provision for income taxes	(39,025)	—	(39,025)	—
Net income	$1,038,350	$1,023,319	$5,738,789	$728,104

Weighted average number of shares outstanding of Class A common stock	25,690,000	25,690,000	25,690,000	15,186,906
Basic and diluted net income per share, Class A common stock	$0.03	$0.03	$0.17	$0.03
Weighted average number of shares outstanding of Class B common stock	8,563,333	8,563,333	8,563,333	8,154,493
Basic and diluted net income per share, Class B common stock	$0.03	$0.03	$0.17	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	690,000	$69	8,563,333	$856	$—	$(17,175,827)	$(17,174,902)
Net income	—	—	—	—	—	4,700,439	4,700,439
Balance – March 31, 2022 (Unaudited)	690,000	$69	8,563,333	$856	$—	$(12,475,388)	$(12,474,463)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	—	(90,108)	(90,108)
Net income	—	—	—	—	—	1,038,350	1,038,350
Balance – June 30, 2022 (Unaudited)	690,000	$69	8,563,333	$856	$—	$(11,527,146)	$(11,526,221)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	8,663,333	$866	$24,134	$(1,503)	$23,497
Sale of private placement units, less fair value of derivative warrant liabilities	690,000	69	—	—	6,615,301	—	6,615,370
Forfeiture of Class B common stock	—	—	(100,000)	(10)	10	—	—
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(6,639,445)	(16,990,621)	(23,630,066)
Net loss	—	—	—	—	—	(295,215)	(295,215)
Balance – March 31, 2021 (Unaudited)	690,000	$69	8,563,333	$856	$—	$(17,287,339)	$(17,286,414)
Net income	—	—	—	—	—	1,023,319	1,023,319
Balance – June 30, 2021 (Unaudited)	690,000	$69	8,563,333	$856	$—	$(16,264,020)	$(16,263,095)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,738,789	$728,104
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(339,736)	(7,261)
Change in fair value of derivative warrant liabilities	(6,170,375)	(1,715,100)
Offering costs associated with derivative warrant liabilities	—	522,300
General and administrative expenses paid by related party under promissory note	—	875
Changes in operating assets and liabilities:
Prepaid expenses	80,188	(439,575)
Franchise tax payable	(126,447)	97,584
Accrued expenses	(60,085)	17,831
Income tax payable	39,025	—
Net cash used in operating activities	(838,641)	(795,242)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)
Cash withdrawn from Trust Account for working capital purposes	195,153	—
Net cash provided by (used in) investing activities	195,153	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from stock subscription receivable	—	25,000
Repayment of note payable to related party	—	(66,928)
Proceeds received from Initial Public Offering, gross	—	250,000,000
Proceeds received from Private Placement	—	6,900,000
Offering costs paid	—	(4,791,312)
Net cash provided by financing activities	—	252,066,760

Net Change in Cash	(643,488)	1,271,518
Cash – Beginning of period	811,005	—
Cash – End of period	$167,517	$1,271,518

Non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$64,215
Offering costs paid by related party under promissory note	$—	$66,053
Deferred underwriting commissions in connection with Initial Public Offering	$—	$10,600,000
Accretion of Class A common stock subject to possible redemption	$—	$16,990,621

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and certain of the proceeds of the Private Placement placed in the Trust Account (defined below).

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 20.0% or more of the shares sold in the Initial Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against a Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $167,517 in its operating bank account and working capital of $360,009.

The Company’s liquidity needs through June 30, 2022 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $67,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 16, 2021. Subsequent to the repayment, the facility was no longer available to the Company. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in the Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3), (d)(4) and (d)(5) of Rule 2a-7 of the Investment Company Act, which invest only in U.S. government securities. Upon the closing of the Initial Public Offering and the Private Placement, $250 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of June 30, 2022 and December 31, 2021 were based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2022 and December 31, 2021 were determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, the Company issued 690,000 Placement Shares to the Sponsor and Millennium. These Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s June 30, 2022 condensed balance sheet. Excluding the Placement Shares, the Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 25,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

FTAC PARNASSUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Effective with the closing of the Initial Public Offering and the over-allotment option, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 6,422,500 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common share is the same as basic net income per common share for the three and six months ended June 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$778,763	$259,587	$767,489	$255,830	$4,304,092	$1,434,697	$473,735	$254,369

Denominator:
Basic and diluted weighted average shares outstanding	25,690,000	8,563,333	25,690,000	8,563,333	25,690,000	8,563,333	15,186,906	8,154,493
Basic and diluted net income per common share	$0.03	$0.03	$0.03	$0.03	$0.17	$0.17	$0.03	$0.03

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 3.62% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.68% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On December 28, 2020, the Company issued an aggregate of 1,000 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 which was subsequently paid by the Sponsor on January 22, 2021. On January 15, 2021, the Company effected a 5,905-for-1 stock split, and on January 27, 2021, the Company effected a stock dividend of 1.46711821 shares of Class B common stock for each share of Class B common stock outstanding prior to the dividend. All shares and share amounts were retroactively restated to reflect the stock split and stock dividend, resulting in 8,663,333 shares of Class B common stock being held by the Sponsor (the “Founder Shares”). The 8,663,333 Founder Shares included an aggregate of up to 1,100,000 shares of Class B common stock which were subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment option was not exercised in full or in part, so that the Founder Shares would represent 25% of the Company’s aggregate Founder Shares, Placement Shares and issued and outstanding Public Shares after the Initial Public Offering. Additionally, upon consummation of the Business Combination, the Sponsor will transfer 1,380,000 Founder Shares to Millennium for the same price originally paid for such shares. On March 16, 2021, the underwriter partially exercised the over-allotment option to purchase 3,000,000 additional Units and forfeited the remainder of its option; thus, an aggregate of 100,000 Founder Shares were forfeited and cancelled by the Company, resulting in 8,563,333 Founder Shares issued and outstanding.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would be paid upon consummation of the initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of the Working Capital Loans may be converted upon consummation of the Business Combination into additional private placement units at a conversion price of $10.00 per unit. Such private placement units will be issued on substantially identical terms to the Private Placement Units issued at the closing of the Initial Public Offering. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. On June 8, 2021, the administrative services agreement was amended and restated to increase the monthly charge from $20,000 to $27,500. For the three and six months ended June 30, 2022, the Company incurred and paid expenses of $82,500 and $165,000 under this agreement, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid expenses of $60,000 and $80,000 under this agreement, respectively. As of June 30, 2022 and December 31, 2021, the Company had no balance outstanding for services in connection with such agreement in the accompanying condensed balance sheet.

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

NOTE 6. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 25,690,000 shares of Class A common stock outstanding, of which 25,000,000 shares were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$250,000,000
Less:
Fair value of Public Warrants at issuance	(8,625,000)
Offering costs allocated to Class A common stock subject to possible redemption	(15,005,066)
Plus:
Accretion of Class A common stock subject to possible redemption amount	23,630,066
Class A common stock subject to possible redemption, December 31, 2021	$250,000,000
Plus:
Accretion of Class A common stock subject to possible redemption amount	90,108
Class A common stock subject to possible redemption, June 30, 2022	$250,090,108

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 25,690,000 shares of Class A common stock issued and outstanding, of which 25,000,000 shares were subject to possible redemption and are classified as temporary equity (see Note 6).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 8,563,333 shares of Class B common stock issued and outstanding, respectively (see Note 4).

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

NOTE 8. WARRANTS

As of June 30, 2022 and December 31, 2021, the Company had 6,250,000 Public Warrants and 172,500 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$250,164,448	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$1,250,005	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$36,225

FTAC PARNASSUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$250,019,865	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$7,187,505	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$269,100

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021. There were no transfers during the three and six months ended June 30, 2022.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.80	$9.84
Volatility	3.1%	24.9%
Term (years)	5.5	5.5
Risk-free rate	3.4%	1.3%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2022 is summarized as follows:

Derivative warrant liabilities at January 1, 2022	$269,100
Change in fair value of derivative warrant liabilities	(200,100)
Derivative warrant liabilities at March 31, 2022 (Level 3)	69,000
Change in fair value of derivative warrant liabilities	(32,775)
Derivative warrant liabilities at June 30, 2022 (Level 3)	$36,225

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at beginning of period	$—
Issuance of Public Warrants	8,625,000
Issuance of Private Placement Warrants	284,630
Change in fair value of derivative warrant liabilities	(322,850)
Derivative warrant liabilities at March 31, 2021 (Level 3)	8,586,780
Transfer of Public Warrants to Level 1	(8,312,500)
Change in fair value of derivative warrant liabilities	(17,250)
Derivative warrant liabilities at June 30, 2021 (Level 3)	$257,030

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Initial Public Offering) nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,038,350, which consisted of a $1,157,775 non-operating gain resulting from the change in fair value of derivative warrant liabilities and $317,448 of income from investments held in Trust Account, offset by provision for income taxes of $39,025 and $397,848 in general and administrative expenses.

For the six months ended June 30, 2022, we had net income of $5,738,789, which consisted of a $6,170,375 non-operating gain resulting from the change in fair value of derivative warrant liabilities and $339,736 of income from investments held in Trust Account, offset by provision for income taxes of $39,025 and $732,297 in general and administrative expenses.

For the three months ended June 30, 2021, we had net income of $1,023,319, which consisted of a $1,392,250 non-operating gain resulting from the change in fair value of derivative warrant liabilities and $6,233 of income from investments held in Trust Account, offset by approximately $375,164 in general and administrative expenses.

For the six months ended June 30, 2021, we had net income of $728,104, which consisted of a $1,715,100 non-operating gain resulting from the change in fair value of derivative warrant liabilities and $7,261 of income from investments held in Trust Account, offset by approximately $471,957 in general and administrative expenses and $522,300 in offering costs associated with derivative warrant liabilities.

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

For the six months ended June 30, 2022, cash used in operating activities was $838,641. Net income of $5,738,789 was affected by interest earned on marketable securities held in the Trust Account of $339,736 and change in fair value of warrant liabilities of $6,170,375. Changes in operating assets and liabilities used $67,319 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $795,242. Net income of $728,104 was affected by interest earned on marketable securities held in the Trust Account of $7,261, change in fair value of warrant liabilities of $1,715,100, transaction costs attributable to warrant liabilities of $522,300, and general and administrative expenses paid under the promissory note of $875. Changes in operating assets and liabilities used $324,160 of cash for operating activities.

As of June 30, 2022, we had cash, investments and marketable securities held in the Trust Account of $250,164,448 (including $164,448 of interest, net of withdrawals). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three and six months ended June 30, 2022, we withdrew an amount of $195,153 in the interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2022, we had $167,517 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2022, no such loans were outstanding.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on March 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. On June 8, 2021, the administrative services agreement was amended and restated to increase the monthly charge payable from $20,000 to $27,500. For the three and six months ended June 30, 2022, we incurred and paid expenses of $82,500 and $165,000 under this agreement, respectively. For the three and six months ended June 30, 2021, we incurred and paid expenses of $60,000 and $80,000 under this agreement, respectively. As of June 30, 2022 and December 31, 2021, we did not have a balance outstanding for services in connection with such agreement in the accompanying condensed balance sheets.

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

The Public Warrants and the Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of June 30, 2022 is based on observable listed prices for such warrants. The fair value of the Placement Warrants as of June 30, 2022 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, the Company issued 690,000 shares of Class A common stock (“Placement Shares”). These Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheets. Excluding the Placement Shares, our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 25,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Effective with the closing of the Initial Public Offering and the over-allotment option, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit (see Note 2).

Net Income per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the placement warrants to purchase an aggregate of 6,422,500 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2022, the loan balance was $0.

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the option to purchase additional Units and the Private Placement, $250,000,000 was placed in the Trust Account. These proceeds are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Dated: August 11, 2022	FTAC PARNASSUS ACQUISITION CORP.

	By:	/s/ Ryan M. Gilbert
	Name:	Ryan M. Gilbert
	Title:	Chief Executive Officer