Form 10-Q
period 2022-09-30
FTAC Parnassus Acquisition Corp.
filed 2022-11-09
CIK 1839972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, 25,690,000 shares of Class A common stock, par value $0.0001 per share, and 8,563,333 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FTAC PARNASSUS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Current assets:
Cash	$105,235	$811,005
Prepaid expenses	166,734	299,803
Total current assets	271,969	1,110,808

Investments held in Trust Account	251,095,080	250,019,865
Total Assets	$251,367,049	$251,130,673

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accrued expenses	$143,872	$87,208
Franchise tax payable	52,973	161,762
Income tax payable	165,594	—
Promissory note - related party	150,000	—
Total current liabilities	512,439	248,970

Derivative warrant liabilities	774,155	7,456,605
Deferred underwriting commissions	10,600,000	10,600,000
Total liabilities	11,886,594	18,305,575

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at $10.03 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	250,926,513	250,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 690,000 non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021	69	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,563,333 shares issued and outstanding as of September 30, 2022 and December 31, 2021	856	856
Additional paid-in capital	—	—
Accumulated deficit	(11,446,983)	(17,175,827)
Total Stockholders’ Deficit	(11,446,058)	(17,174,902)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$251,367,049	$251,130,673

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$445,548	$266,360	$1,077,845	$640,733
Franchise tax expense	50,000	49,863	150,000	147,447
Loss from operations	(495,548)	(316,223)	(1,227,845)	(788,180)

Other income (expense):
Change in fair value of derivative warrant liabilities	512,075	822,850	6,682,450	2,537,950
Offering costs associated with derivative warrant liabilities	—	—	—	(522,300)
Interest earned on investments held in Trust Account	1,102,610	6,302	1,442,346	13,563
Total other income, net	1,614,685	829,152	8,124,796	2,029,213

Income before provision for income taxes	1,119,137	512,929	6,896,951	1,241,033
Provision for income taxes	(202,569)	—	(241,594)	—
Net income	$916,568	$512,929	$6,655,357	$1,241,033

Weighted average number of shares outstanding of Class A common stock	25,690,000	25,690,000	25,690,000	18,726,410
Basic and diluted net income per share, Class A common stock	$0.03	$0.01	$0.19	$0.05
Weighted average number of shares outstanding of Class B common stock	8,563,333	8,563,333	8,563,333	8,292,271
Basic and diluted net income per share, Class B common stock	$0.03	$0.01	$0.19	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	690,000	$69	8,563,333	$856	$—	$(17,175,827)	$(17,174,902)
Net income	—	—	—	—	—	4,700,439	4,700,439
Balance – March 31, 2022 (Unaudited)	690,000	69	8,563,333	856	—	(12,475,388)	(12,474,463)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	—	(90,108)	(90,108)
Net income	—	—	—	—	—	1,038,350	1,038,350
Balance – June 30, 2022 (Unaudited)	690,000	69	8,563,333	856	—	(11,527,146)	(11,526,221)
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	—	(836,405)	(836,405)
Net income	—	—	—	—	—	916,568	916,568
Balance – September 30, 2022 (Unaudited)	690,000	$69	8,563,333	$856	$—	$(11,446,983)	$(11,446,058)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	8,663,333	$866	$24,134	$(1,503)	$23,497
Sale of private placement units, less fair value of derivative warrant liabilities	690,000	69	—	—	6,615,301	—	6,615,370
Forfeiture of Class B common stock	—	—	(100,000)	(10)	10	—	—
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(6,639,445)	(16,990,620)	(23,630,065)
Net loss	—	—	—	—	—	(295,215)	(295,215)
Balance – March 31, 2021 (Unaudited)	690,000	69	8,563,333	856	—	(17,287,338)	(17,286,413)
Net income	—	—	—	—	—	1,023,319	1,023,319
Balance – June 30, 2021 (Unaudited)	690,000	69	8,563,333	856	—	(16,264,019)	(16,263,094)
Net income	—	—	—	—	—	512,929	512,929
Balance – September 30, 2021 (Unaudited)	690,000	$69	8,563,333	$856	$—	$(15,751,090)	$(15,750,165)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,655,357	$1,241,033
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,442,346)	(13,563)
Change in fair value of derivative warrant liabilities	(6,682,450)	(2,537,950)
Offering costs associated with derivative warrant liabilities	—	522,300
General and administrative expenses paid by related party under promissory note	—	875
Changes in operating assets and liabilities:
Prepaid expenses	133,069	(369,408)
Franchise tax payable	(108,789)	147,447
Accounts payable	—	(503)
Accrued expenses	56,664	6,499
Income tax payable	165,594	—
Net cash used in operating activities	(1,222,901)	(1,003,270)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)
Cash withdrawn from Trust Account for tax purposes	367,131	—
Net cash provided by (used in) investing activities	367,131	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from stock subscription receivable	—	25,000
Repayment of note payable to related party	—	(66,927)
Proceeds from promissory note - related party	150,000	—
Proceeds received from Initial Public Offering, gross	—	250,000,000
Proceeds received from Private Placement	—	6,900,000
Offering costs paid	—	(4,791,312)
Net cash provided by financing activities	150,000	252,066,761

Net Change in Cash	(705,770)	1,063,491
Cash – Beginning of period	811,005	—
Cash – End of period	$105,235	$1,063,491

Non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$64,215
Offering costs paid by related party under promissory note	$—	$66,053
Deferred underwriting commissions in connection with Initial Public Offering	$—	$10,600,000

Supplemental information
Income taxes paid	$76,000	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and certain of the proceeds of the Private Placement placed in the Trust Account (defined below).

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 4), the shares of Class A common stock included in the Private Placement Units (the “Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Insiders and Millennium have agreed to waive their redemption rights with respect to any Founder Shares and Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. The representative agreed to waive its rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced to below $10.00 per share by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise.

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

SEPTEMBER 30, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $105,235 in its operating bank account and working capital of $10,439.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, the Company had $150,000 and $0 outstanding borrowings, respectively, under the Working Capital Loans.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 16, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination by close of business on March 16, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 16, 2023.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in the Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3), (d)(4) and (d)(5) of Rule 2a-7 of the Investment Company Act, which invest only in U.S. government securities. Interest income is recognized when earned. Upon the closing of the Initial Public Offering and the Private Placement, $250 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

FTAC PARNASSUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets, except for derivative warrant liabilities (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021 were based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 and December 31, 2021 were determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their satisfaction is not reasonably expected to require the use of current assets or require the creation of current liabilities.

FTAC PARNASSUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, the Company issued 690,000 Placement Shares to the Sponsor and Millennium. These Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial business combination, as such they are considered non-redeemable and presented as permanent equity in the Company’s September 30, 2022 condensed balance sheet. Excluding the Placement Shares, the Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering date, 25,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

The calculation of diluted net income per common share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 6,422,500 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per common share is the same as basic net income per common share for the three and nine months ended September 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$687,426	$229,142	$384,697	$128,232	$4,991,518	$1,663,839	$860,149	$380,884

Denominator:
Basic and diluted weighted average shares outstanding	25,690,000	8,563,333	25,690,000	8,563,333	25,690,000	8,563,333	18,726,410	8,292,271
Basic and diluted net income per common share	$0.03	$0.03	$0.01	$0.01	$0.19	$0.19	$0.05	$0.05

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 18.10% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 3.50% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Promissory Note – Related Party

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

On September 8, 2022, the Company issued a promissory note to the Sponsor (the “Promissory Note”). Pursuant to the Promissory Note, the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000. The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which a business combination is consummated (the “Maturity Date”). If a business combination is not consummated, the Company may use a portion of any funds held outside the trust account to repay the Promissory Note; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. As of September 30, 2022 and December 31, 2021, the Company had $150,000 and $0 outstanding borrowings under the Promissory Note, respectively.

Working Capital Loans

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the Sponsor, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would be paid upon consummation of the initial Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of the Working Capital Loans may be converted upon consummation of the Business Combination into additional private placement units at a conversion price of $10.00 per unit. Such private placement units will be issued on substantially identical terms to the Private Placement Units issued at the closing of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, the Company had $150,000 and $0 outstanding borrowings under the Working Capital Loans (via the Promissory Note referenced above), respectively.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor or an affiliate of the Sponsor $20,000 per month for office space, administrative and shared personnel support services. On June 8, 2021, the administrative services agreement was amended and restated to increase the monthly charge from $20,000 to $27,500. For the three and nine months ended September 30, 2022, the Company incurred and paid expenses of $82,500 and $247,500 under this agreement, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid expenses of $82,500 and $162,500 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company had no balance outstanding for services in connection with such agreement in the accompanying condensed balance sheets.

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 6. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 25,690,000 shares of Class A common stock outstanding, of which 25,000,000 shares were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$250,000,000
Less:
Fair value of Public Warrants at issuance	(8,625,000)
Offering costs allocated to Class A common stock subject to possible redemption	(15,005,066)
Add:
Accretion of Class A common stock subject to possible redemption amount	23,630,066
Class A common stock subject to possible redemption, December 31, 2021	$250,000,000
Add:
Accretion of Class A common stock subject to possible redemption amount	926,513
Class A common stock subject to possible redemption, September 30, 2022	$250,926,513

FTAC PARNASSUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SETPEMBER 30, 2022

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 25,690,000 shares of Class A common stock issued and outstanding, of which 25,000,000 shares were subject to possible redemption and are classified as temporary equity (see Note 6).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 8,563,333 shares of Class B common stock issued and outstanding, respectively (see Note 4).

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

NOTE 8. WARRANTS

As of September 30, 2022 and December 31, 2021, the Company had 6,250,000 Public Warrants and 172,500 Private Placement Warrants outstanding.

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

SEPTEMBER 30, 2022

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$251,095,080	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$750,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$24,155

FTAC PARNASSUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SETPEMBER 30, 2022

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement when the Public Warrants became separately listed and traded in May 2021. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021. There were no transfers during the three and nine months ended September 30, 2022.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.82	$9.84
Volatility	1.2%	24.9%
Term (years)	5.3	5.5
Risk-free rate	3.9%	1.3%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2022 is summarized as follows:

Derivative warrant liabilities at January 1, 2022	$269,100
Change in fair value of derivative warrant liabilities	(200,100)
Derivative warrant liabilities at March 31, 2022 (Level 3)	69,000
Change in fair value of derivative warrant liabilities	(32,775)
Derivative warrant liabilities at June 30, 2022 (Level 3)	36,225
Change in fair value of derivative warrant liabilities	(12,070)
Derivative warrant liabilities at September 30, 2022 (Level 3)	$24,155

FTAC PARNASSUS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SETPEMBER 30, 2022

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Initial Public Offering) nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $916,568, which consisted of a $512,075 non-operating gain resulting from the change in fair value of derivative warrant liabilities and $1,102,610 of income from investments held in Trust Account, offset by provision for income taxes of $202,569 and $495,548 in general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of $6,655,357, which consisted of a $6,682,450 non-operating gain resulting from the change in fair value of derivative warrant liabilities and $1,442,346 of income from investments held in Trust Account, offset by provision for income taxes of $241,594 and $1,227,845 in general and administrative expenses.

For the three months ended September 30, 2021, we had net income of $512,929, which consisted of a $822,850 non-operating gain resulting from the change in fair value of derivative warrant liabilities and $6,302 of income from investments held in Trust Account, offset by approximately $316,223 in general and administrative expenses.

For the nine months ended September 30, 2021, we had net income of $1,241,033, which consisted of a $2,537,950 non-operating gain resulting from the change in fair value of derivative warrant liabilities and $13,563 of income from investments held in Trust Account, offset by approximately $788,180 in general and administrative expenses and $522,300 in offering costs associated with derivative warrant liabilities.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,222,901. Net income of $6,655,357 was affected by interest earned on marketable securities held in the Trust Account of $1,442,346 and change in fair value of warrant liabilities of $6,682,450. Changes in operating assets and liabilities provided $246,538 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $1,003,270. Net income of $1,241,033 was affected by interest earned on marketable securities held in the Trust Account of $13,563, change in fair value of warrant liabilities of $2,537,950, transaction costs attributable to warrant liabilities of $522,300, and general and administrative expenses paid under the promissory note of $875. Changes in operating assets and liabilities used $215,965 of cash for operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $251,095,080 (including $1,095,080 of interest, net of withdrawals). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three and nine months ended September 30, 2022, we withdrew an amount of $367,131 in interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. As of September 30, 2022, $150,000 in such loans were outstanding.

Going Concern

We have until March 16, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to complete a Business Combination prior to March 16, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 16, 2023.

As of September 30, 2022, we had $105,235 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Placement Units. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of September 30, 2022, the Company had $150,000 outstanding borrowings under the Promissory Note.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on March 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination and our liquidation. On June 8, 2021, the administrative services agreement was amended and restated to increase the monthly charge payable from $20,000 to $27,500. For the three and nine months ended September 30, 2022, we incurred and paid expenses of $82,500 and $247,500 under this agreement, respectively. For the three and nine months ended September 30, 2021, we incurred and paid expenses of $82,500 and $162,500 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, we did not have a balance outstanding for services in connection with such agreement in the accompanying condensed balance sheets.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2022 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, the Company issued 690,000 shares of Class A common stock (“Placement Shares”). These Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such they are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheets. Excluding the Placement Shares, our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering date, 25,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

The calculation of diluted net income per common share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 6,422,500 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per common share for the three and nine months ended September 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per common share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase we conduct after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or otherwise inhibit our ability to complete a Business Combination.

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

In connection with the Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2022, the loan balance was $0.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description
10.1	Promissory Note dated September 8, 2022 made by FTAC Parnassus Acquisition Corp. to the order of FTAC Parnassus Sponsor, LLC.(1)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.(2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.(2)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(2)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(2)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(2)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).(2)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2022
(2)	Filed herewith

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 9, 2022	FTAC PARNASSUS ACQUISITION CORP.

	By:	/s/ Ryan M. Gilbert
	Name:	Ryan M. Gilbert
	Title:	Chief Executive Officer